Form 10-Q/A
period 1995-03-31
COLUMBIA LEASE INCOME FUND II-A LP
filed 1995-05-17
CIK 769332

FORM 8
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                          _______________________

                            AMENDMENT TO REPORT
               Filed Pursuant to Section 12, 13 or 15(d) of
                    THE SECURITIES EXCHANGE ACT OF 1934


                   COLUMBIA LEASE INCOME FUND II-A L.P.


                              AMENDMENT NO. 1


    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the Quarter ended March 31, 1995 as set forth in the pages attached hereto:

Part I - Financial Information
         Balance Sheet

      Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operation

    Pursuant to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


COLUMBIA LEASE INCOME FUND II-A L.P.
(Registrant)


By:  Arthur P. Beecher
President

(Page 2)

                   COLUMBIA LEASE INCOME FUND II-A L.P.
                     (A Delaware Limited Partnership)

         INDEX                                   Page No.

Part I.   FINANCIAL INFORMATION

Financial Statements
Balance Sheets as of March 31, 1995
    and December 31, 1994                         3

Statements of Operations For the Quarters Ended
    March 31, 1995 and 1994                       4

Statements of Cash Flows For the Quarters Ended
    March 31, 1995 and 1994                       5

Notes to Financial Statements                     6 - 7

Management's Discussion and Analysis of Financial
    Condition and Results of Operations           8 - 9

Part II. OTHER INFORMATION

Items 1 - 6                                       10

Signature                                         11

(Page 3)

                      PART I.  FINANCIAL INFORMATION

                   COLUMBIA LEASE INCOME FUND II-A L.P.
                     (A Delaware Limited Partnership)

                              Balance Sheets
                                 Assets    (Unaudited)    (Audited)
                                              3/31/95      12/31/94
Investment property, at cost (note 3):
 Computer equipment                         $ 1,527,544   $ 1,953,398
  Less accumulated depreciation               1,449,734     1,854,650
                                            -------------------------
   Investment property, net                      77,810        98,748

Cash and cash equivalents                        40,716        38,446
Rents receivable, net of allowance for
 doubtful accounts (note 2)                       1,479         5,459
                                            -------------------------
  Total assets                              $   120,005   $   142,653
                                            -------------------------
                                            -------------------------

                Liabilities and Partners' Equity (Deficit)
Liabilities:
 Current portion of long-term debt (note 5) $    36,391   $    35,872
 Accounts   payable   and  accrued
   expenses - affiliates (note 4)                16,723        26,257
 Accounts payable and accrued expenses           13,110        25,008
 Distributions payable (note 6)                   2,477        54,502
 Long-term  debt, less current portion (note 5)   9,429        18,723
                                            -------------------------
  Total liabilities                              78,130       160,362
                                            -------------------------
                                            -------------------------
Partners' equity (deficit):
 General Partner:
  Capital contribution                            1,000         1,000
  Cumulative net income                          43,930        40,951
  Cumulative cash distributions                (364,375)     (364,375)
  Reallocation of capital accounts              319,445       322,424
                                            -------------------------
                                                      -             -
 Limited Partners (18,828 units):
  Capital contribution, net of
   offering costs                             8,237,250     8,237,250
  Cumulative net income                         834,669       778,064
  Cumulative cash distributions              (8,710,599)   (8,710,599)
  Reallocation of capital accounts             (319,445)     (322,424)
                                            -------------------------
                                                 41,875       (17,709)
                                            -------------------------
  Total Partners' equity (deficit)               41,875       (17,709)
                                            -------------------------
  Total liabilities and partners'
    equity (deficit)                        $   120,005   $   142,653
                                            -------------------------
                                            -------------------------

              See accompanying notes to financial statements.
(Page 4)

                   COLUMBIA LEASE INCOME FUND II-A L.P.
                     (A Delaware Limited Partnership)

                         Statements of Operations
              For the Quarters Ended March 31, 1995 and 1994
                                (Unaudited)
                                                 1995          1994
Revenue:
 Rental income                                 $  66,389    $  75,407
 Interest income                                     199        4,262
 Net gain on sale of equipment                    22,693       12,571
                                               ----------------------
   Total revenue                                  89,281       92,240

Costs and expenses:
 Depreciation                                     20,938       17,864
 Interest                                            743            -
 Related party expenses (note 4):
  (Reversal of) management fees                   (3,675)       3,328
  General and administrative                      12,194       14,987
  Reversal of provision for doubtful accounts       (503)           -
                                               ----------------------
   Total costs and expenses                       29,697       36,179
                                               ----------------------
Net income                                     $  59,584    $  56,061
                                               ----------------------
                                               ----------------------
Net income per Limited Partnership Unit        $    3.01    $    2.83
                                               ----------------------
                                               ----------------------

              See accompanying notes to financial statements.
(Page 5)

                    COLUMBIA LEASE INCOME FUND II-A L.P.
                     (A Delaware Limited Partnership)

                         Statements of Cash Flows
              For the Quarters Ended March 31, 1995 and 1994
                                (Unaudited)

                                                     1995      1994
Cash flows from operating activities:
 Net income                                        $ 59,584   $ 56,061

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                       20,938     17,864
  Net gain on sale of equipment                     (22,693)   (12,571)
    Reversal of provision of doubtful accounts         (503)         -
    Net decrease (increase) in current assets         4,483    (15,031)
  Net decrease in current liabilities               (21,432)   (33,036)
                                                   -------------------
   Total adjustments                                (19,207)   (42,774)
                                                   -------------------
    Net cash provided by operating activities        40,377     13,287
                                                   -------------------
Cash flows from investing activities:
  Proceeds from sales of investment property         22,693     12,718
                                                   -------------------
    Net cash provided by investing activities        22,693     12,718
                                                   -------------------
Cash flows from financing activities:
 Principal payments on long-term debt                (8,775)         -
 Cash distributions to partners                     (52,025)  (247,737)
                                                   -------------------
    Net cash used in financing activities           (60,800)  (247,737)
                                                   -------------------
Net increase (decrease) in cash
  and cash equivalents                                2,270   (221,732)

Cash and cash equivalents at beginning of period     38,446    713,886
                                                   -------------------
Cash and cash equivalents at end of period         $ 40,716   $492,154
                                                   -------------------
                                                   -------------------
Supplemental cash flow information:
 Interest paid during the period                   $    743   $      -
                                                   -------------------
                                                   -------------------

              See accompanying notes to financial statements.

(Page 6)
                   COLUMBIA LEASE INCOME FUND II-A L.P.
                     (A Delaware Limited Partnership)

                       Notes to Financial Statements
                                (Unaudited)

(1)  Organization

The foregoing financial statements of Columbia Lease Income Fund IIA L.P. (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

In April of 1995, the General Partner announced its intentions of winding down the operations of the Partnership as of June 30, 1995. It is anticipated that all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and make a final distribution.

(2)  Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $12,506 and $13,009, respectively.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3) Investment Property

At March 31, 1995, the Partnership owned computer equipment with a cost basis of $1,063,406, subject to existing leases and equipment with a cost basis of $464,138 in inventory awaiting re-lease or sale. All purchases of computer equipment are subject to a 2.5% acquisition fee paid to the General Partner.

(Page 7)

(4)  Related Party Transactions

Fees, commissions and other expenses paid or accrued by  the
Partnership  to  the General Partner or  affiliates  of  the
General  Partner for the three months ended March  31,  1995 and 1994 are as follows:

[CAPTION]
                                1995      1994

(Reversal of) management fees $ (3,675)  $  3,328
Reimbursable expenses paid      12,902     13,056
                              -------------------
                              $  9,227   $ 16,384
                              -------------------
                              -------------------

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 2.5% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 6% of the monthly rental billings, paid quarterly based on rents received. In addition, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(5)  Long-Term Debt

Long-term debt at March 31, 1995 consists of one installment note payable with Randolph Computer Company for $45,820 bearing interest at 5.75%, collateralized by the equipment on lease. Such non-recourse installment note matures in 1996.

(6)  Distributions to Partners

For the three months ended March 31, 1995, the declaration of Distributable Cash was as follows:

[CAPTION]
                                   Limited Partners
                                                            General
                                 Distribution               Partner
Quarter Ended    Date Payable    Per $500 Unit   Total      Totals

March 31, 1995   May 15, 1995    $2.50           $47,070    $2,477

(Page 8)
                   COLUMBIA LEASE INCOME FUND II-A L.P.
                     (A Delaware Limited Partnership)

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                                (Unaudited)

Results of Operations

The following discussion relates to Partnership's operations for the three month period ended March 31, 1995 compared to the same period in 1994.

The Partnership realized net income of $59,584 and $56,061 for the three month periods ended March 31, 1995 and 1994, respectively. Rental income decreased $9,018 or 12% between the three month periods. The decrease is primarily due to lower rental rates on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a reduction in the overall size of the equipment portfolio.

Total costs and expenses decreased 18% between the three month periods. The decrease in costs and expenses is primarily the result of the reversal of management fees previously accrued in the fourth quarter of 1994. Based on the partnership's operating performance, the General Partner has not taken management fees since August of 1994. The increase in depreciation expense resulted from the equipment purchases made during 1994 subsequent to the first quarter. General and administrative expenses have remained relatively constant. The partnership reduced its provision for doubtful accounts by $503 due to successful collection efforts on delinquent accounts.

Liquidity and Capital Resources

For the three months ended March 31, 1995, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which option would generate the most favorable results.

Rental income has continued to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically, the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration.

The Partnership's investing activities resulted in fully depreciated equipment sales, generating $22,693 in sales proceeds.

(Page 9)

The Partnership's financing activities resulted in a paydown on long-term debt of $8,775 for the three months ended March
31, 1995. Such long-term debt requires monthly installments of $3,173 and matures in 1996.

In April of 1995, the General Partner announced its intentions of winding down the operations of the Partnership as of June 30, 1995. Cash distributions have currently been halted in order to satisfy any outstanding liabilities in anticipation of dissolving the Partnership during the next quarter. Upon the sale of all of the assets and the satisfaction of all the liabilities, a final distribution will be paid to the Partners expected to occur on August 15, 1995.

The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

(Page 10)
                        PART II.  OTHER INFORMATION

                   COLUMBIA LEASE INCOME FUND II-A L.P.
                     (A Delaware Limited Partnership)

Item 1.  Legal Proceedings
         Response:  None

Item  2. Changes in the Rights of the Partnership's Security
         Holders
         Response:  None

Item 3.  Defaults by the Partnership on its Senior Securities
         Response:  None

Item 4.  Results of Votes of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:

         A.  None

         B.  None

(Page 11)
                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA LEASE INCOME FUND II-A L.P.
(Registrant)


By:  TLP Columbia Management Corporation,
its General Partner


Date:   April 27, 1995
By: Arthur P. Beecher
    President